Form 10-K
period 2006-12-31
GSAA Home Equity Trust 2006-2
filed 2007-04-02
CIK 1351037

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-120274-40

       GSAA Home Equity Trust 2006-2
       (exact name of issuing entity as specified in its charter)

       GS Mortgage Securities Corp.
       (exact name of the depositor as specified in its charter)

       Goldman Sachs Mortgage Company
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2195447
  (State or other jurisdiction of                   54-2195448
  incorporation or organization of                  54-2195449
  issuing entity)                                   54-6696492
                                                    (I.R.S. Employer
                                                    Identification No.
                                                    of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                                  21045
  (Address of principal executive offices of issuing entity)    (Zip Code of
                                                                issuing entity)


  Telephone number, including area code of issuing entity: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference.

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b); or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., the annual report to security holders for fiscal year ended December 24,
  1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            Not applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not applicable.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

            Not applicable.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9A(T). Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


           None.


  Item 1117 of Regulation AB, Legal Proceedings.

            None.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            a) See Exhibit 33 and Exhibit 34.


            b) Material instances of noncompliance:

            In regards to Items 1122(d)4(i) and 1122(d)1(ii), based on a review of a sample of 45 loans, it was determined that 36 lien releases were not sent to consumers or to the recording jurisdiction, as appropriate, within the timeframes requirement by Saxon Mortgage Services, Inc.'s ("Saxon") guidelines, and in 1 case Saxon's guidelines were determined to be incorrect as to the required means of delivery of the lien releases. The delays in timeliness were caused by the failure of Saxon's vendor's database to upload data regarding payments-in-full provided by Saxon in order to produce lien releases in a timely manner.

            Southwest Business Corporation,has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified one material instance of noncompliance with the servicing criteria as set forth in Section 229.1122(d)(4)(xi) of the CFR.
            This material instance of noncompliance is the result of one payment made after the expiration date of the insurance policy out of sixty payments tested.

            Material instances of noncompliance by Wells Fargo Bank, National
            Association:

            1122(d)(3)(i) Delinquency Reporting: During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.





  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See Exhibit 35.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

    (4) and (10)  Exhibit   99.1   Form  of   Master   Servicing   and   Trust
                  Agreement, dated as of January 1, 2006 among GS Mortgage
                  Securities Corp., as depositor, Deutsche Bank National Trust
                  Company, as trustee and as custodian and Wells Fargo Bank, N.A., as master servicer and securities administrator. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                  Exhibit 99.2 Swap Agreement, dated as of February 6, 2006, between GSAA Home Equity Trust 2006-2 and Goldman Sachs Mitsui Marine Derivative Products, L.P., with Schedule and Confirmation thereto. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                  Exhibit 99.3 Ameriquest Sale and Servicing Agreement, dated as of June 1, 2005, between Goldman Sachs Mortgage Company and Ameriquest Mortgage Company. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                  Exhibit 99.4 Assignment, Assumption and Recognition Agreement, dated as of February 6, 2006, among GS Mortgage Securities Corp., as depositor, Goldman Sachs Mortgage Company and Ameriquest Mortgage Company. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                 Exhibit 99.5 Assignment, Assumption and Recognition Agreement, dated as of February 6, 2006, among GS Mortgage Securities Corp., as depositor, Ameriquest Mortgage Company, Deutsche Bank National Trust Company, as trustee, and Wells Fargo Bank, N.A., as master servicer. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                 Exhibit 99.6 Saxon Servicing Agreement, dated as of December 19, 2005, between Goldman Sachs Mortgage Company and Saxon Mortgage Services, Inc. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                 Exhibit 99.7 Assignment, Assumption and Recognition Agreement, dated as of February 6, 2006, among GS Mortgage Securities Corp., as depositor, Goldman Sachs Mortgage Company and Saxon Mortgage Services, Inc. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                 Exhibit 99.8 Assignment, Assumption and Recognition Agreement, dated as of February 6, 2006, among GS Mortgage Securities Corp., as depositor, Saxon Mortgage Services, Inc., Deutsche Bank National Trust Company, as trustee, and Wells Fargo Bank, N.A., as master servicer. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon
Mortgage Services, Inc. <F1>
      c) Balboa Insurance Company as Sub-Contractor for Saxon Mortgage Services,
Inc. <F1>
      d) Saxon Mortgage Services, Inc., as Servicer <F1>
      e) Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc. <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc. <F1>
      c) Balboa Insurance Company as Sub-Contractor for Saxon Mortgage Services, Inc. <F1>
      d) Saxon Mortgage Services, Inc., as Servicer <F1>
      e) Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc. <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (35) Servicer compliance statement.


      d) Saxon Mortgage Services, Inc., as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>



   (b) See (a) above.

   (c) Not applicable.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    GS Mortgage Securities Corp.
    (Depositor)



    /s/ Michelle Gill
    Michelle Gill, Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

    (4) and (10)  Exhibit   99.1   Form  of   Master   Servicing   and   Trust
                  Agreement, dated as of January 1, 2006 among GS Mortgage
                  Securities Corp., as depositor, Deutsche Bank National Trust
                  Company, as trustee and as custodian and Wells Fargo Bank, N.A., as master servicer and securities administrator. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                  Exhibit 99.2 Swap Agreement, dated as of February 6, 2006, between GSAA Home Equity Trust 2006-2 and Goldman Sachs Mitsui Marine Derivative Products, L.P., with Schedule and Confirmation thereto. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                  Exhibit 99.3 Ameriquest Sale and Servicing Agreement, dated as of June 1, 2005, between Goldman Sachs Mortgage Company and Ameriquest Mortgage Company. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                  Exhibit 99.4 Assignment, Assumption and Recognition Agreement, dated as of February 6, 2006, among GS Mortgage Securities Corp., as depositor, Goldman Sachs Mortgage Company and Ameriquest Mortgage Company. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                 Exhibit 99.5 Assignment, Assumption and Recognition Agreement, dated as of February 6, 2006, among GS Mortgage Securities Corp., as depositor, Ameriquest Mortgage Company, Deutsche Bank National Trust Company, as trustee, and Wells Fargo Bank, N.A., as master servicer. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                 Exhibit 99.6 Saxon Servicing Agreement, dated as of December 19, 2005, between Goldman Sachs Mortgage Company and Saxon Mortgage Services, Inc. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                 Exhibit 99.7 Assignment, Assumption and Recognition Agreement, dated as of February 6, 2006, among GS Mortgage Securities Corp., as depositor, Goldman Sachs Mortgage Company and Saxon Mortgage Services, Inc. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)

                 Exhibit 99.8 Assignment, Assumption and Recognition Agreement, dated as of February 6, 2006, among GS Mortgage Securities Corp., as depositor, Saxon Mortgage Services, Inc., Deutsche Bank National Trust Company, as trustee, and Wells Fargo Bank, N.A., as master servicer. (Filed as an Exhibit to Form 8-K on February 21, 2006, and incorporated by reference herein.)



    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Deutsche Bank National Trust Company, as Custodian
      b) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
      c) Balboa Insurance Company as Sub-Contractor for Saxon Mortgage Services, Inc.
      d) Saxon Mortgage Services, Inc., as Servicer
      e) Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian
      b) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
      c) Balboa Insurance Company as Sub-Contractor for Saxon Mortgage Services, Inc.
      d) Saxon Mortgage Services, Inc., as Servicer
      e) Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator


     (35) Servicer compliance statement.


      d) Saxon Mortgage Services, Inc., as Servicer
      f) Wells Fargo Bank, N.A., as Master Servicer



  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Michelle Gill, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of GSAA Home Equity Trust 2006-2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Saxon Mortgage Services, Inc. as Servicer, Wells Fargo Bank, N.A. as Master Servicer and Wells Fargo Bank, N.A. as Securities Administrator.

     Dated:    March 30, 2007

     /s/ Michelle Gill
     Signature

     Vice President
     Title


EX-33 (a)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (b)
(logo) FIS
Tax Services
A Division of Fidelity National Information Services

FIS Tax Services
3100 New York Drive, Suite 100
Pasadena, CA 91107
tel: 626.345.2010 866.457.4112
fax: 626.398.5205

Management Compliance Statement

Management of FIS Tax Services (FIS) and formerly known as LSI Tax Services, is responsible for assessing compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration
(i)-(vii), Investor Remittances and Reporting (i)-(iv), and Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform.

FIS' management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the year ended 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. FIS has determined the following servicing criteria in paragraph (d)(4) of Item 1122 are applicable to the activities it performed with respect to the Platform:

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, FIS has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended 2006.

To the best of my knowledge and belief, based on such assessment, FIS has fulfilled all of its applicable obligations throughout the reporting period.


/s/ Darryl A. De Bond
Darryl A. De Bond
Executive Vice President

January 22, 2007





EX-33 (c)
ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

  Balboa Insurance Company, including its wholly-owned subsidiaries Meritplan Insurance Company and Newport Management Corporation (collectively, the "Asserting Party") provides this assessment of compliance with respect to its performance of functions for the Applicable Servicing Criteria, as specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission, in regards to the loans selected in the Servicing Platform for the following Period:

  Servicing Platform: Pools of loans, underlying publicly-issued residential mortgage-backed securities that were issued on or after January 1, 2006 by Saxon Mortgage Services, Inc. (Servicer"), on which escrow payments were disbursed from January 1, 2006 to September 1, 2006, specifically Item 1122(d)(4)(xi), only as it relates to the "Applicable Servicing Criteria" described below, and as disclosed by the Servicer to the Asserting Party (collectively, "Eligible Loans", as identified in Schedule A).

Period: January 1, 2006 to September 1, 2006.

Applicable Servicing Criteria: the servicing criteria which applies to the functions performed by the Asserting Party is set forth in Section 229.1122(d)(4)(xi) ("Applicable Servicing Criteria"). With respect to the Applicable Servicing Criteria, the Asserting Party performs the following limited functions:
1. Processes the obligor's hazard insurance information it receives and provides the Servicer with the applicable hazard insurance effective date, payment amount, and payee (collectively, "Insurance Information");
2. Provides the Insurance Information to the Servicer no later than 5 days prior to the applicable expiration date as indicated in the Insurance Information.
3. Disburses escrowed insurance payments to insurance carriers on or before the applicable expiration date.

With respect to the Platform, and with respect to the Period, the Asserting Party provides the following assessment of its compliance in respect of the Applicable Servicing Criteria (as defined above):

1. The Asserting Party is responsible for assessing its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

2. The Asserting Party has assessed its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

3. Other than as identified on Schedule B hereto, as of and for the Period, the Asserting Party was in material compliance with respect to the functions it performs for the Applicable Servicing Criteria.

KPMG, LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's foregoing assessment of compliance.

BALBOA INSURANCE COMPANY
MERITPLAN INSURANCE COMPANY
NEWPORT MANAGEMENT CORPORATION

By:
/s/ Mark A. McElroy
Mark A. McElroy

Its: Executive Vice President

Dated: February 28, 2007


(page)


SCHEDULE A

ELIGIBLE LOANS


As of Date           Loan #     Invstr Code      Escrow Type         UPB
 2/28/2006        2000132852       153               ins               359,460
 2/28/2006        2000132919       153               ins               240,000
 2/28/2006        2000133117       153               ins               483,868
 2/28/2006        2000133157       153               ins               206,149
 2/28/2006        2000133161       153               ins               146,349
 2/28/2006        2000133183       153               ins               294,996
 2/28/2006        2000133192       153               ins               394,626
 2/28/2006        2000133285       153               ins               180,938
 2/28/2006        2000133394       153               ins               175,361
 2/28/2006        2000133459       153               ins               197,867
 2/28/2006        2000133520       153               ins               109,093
 2/28/2006        2000133641       153               ins               496,000
 2/28/2006        2000133651       153               ins               396,000
 2/28/2006        2000133883       153               ins                59,696
 2/28/2006        2000133947       153               ins               187,137
 2/28/2006        2000133948       153               ins               154,684
 2/28/2006        2000133953       153               ins               160,626
 2/28/2006        2000134020       153               ins               178,969
 2/28/2006        2000134097       153               ins               127,177
 2/28/2006        2000134172       153               ins                92,591
 2/28/2006        2000134689       153               ins               357,787
 2/28/2006        2000134735       153               ins               109,599
 2/28/2006        2000134965       153               ins               500,000
 2/28/2006        2000135454       153               ins               253,776
 2/28/2006        2000135457       153               ins               262,745
 2/28/2006        2000135505       153               ins               407,978
 2/28/2006        2000135530       153               ins               111,707
 2/28/2006        2000135551       153               ins               125,286
 2/28/2006        2000135569       153               ins               224,000
 2/28/2006        2000135581       153               ins               161,490
 2/28/2006        2000135682       153               ins               121,163
 2/28/2006        2000135687       153               ins                43,952
 2/28/2006        2000135690       153               ins                84,622
 2/28/2006        2000135730       153               ins                94,640
 2/28/2006        2000135793       153               ins               347,962
 2/28/2006        2000135803       153               ins                98,572
 2/28/2006        2000135810       153               ins               149,439
 2/28/2006        2000135823       153               ins               464,862
 2/28/2006        2000138613       153               ins               221,420
 2/28/2006        2000138666       153               ins               225,000
 2/28/2006        2000138670       153               ins               227,085
 2/28/2006        2000138772       153               ins               135,819
 2/28/2006        2000138811       153               ins                64,400
 2/28/2006        2000138832       153               ins                48,600
 2/28/2006        2000138884       153               ins               142,833
 2/28/2006        2000138986       153               ins                67,554
 2/28/2006        2000138987       153               ins               110,769
 2/28/2006        2000138996       153               ins               210,857
 2/28/2006        2000139003       153               ins               132,002
 2/28/2006        2000139010       153               ins               195,434
 2/28/2006        2000139012       153               ins                33,137
 2/28/2006        2000139046       153               ins                43,931
 2/28/2006        2000139114       153               ins                92,867
 2/28/2006        2000139128       153               ins                85,378
 2/28/2006        2000139160       153               ins               214,923
 2/28/2006        2000139253       153               ins                54,715
 2/28/2006        2000139257       153               ins               203,116
 2/28/2006        2000139259       153               ins                48,914
 2/28/2006        2000139315       153               ins               148,000
 2/28/2006        2000139414       153               ins               196,496
 2/28/2006        2000139459       153               ins               135,341
 2/28/2006        2000139492       153               ins               284,716
 2/28/2006        2000139505       153               ins               287,883
 2/28/2006        2000139510       153               ins               264,039
 2/28/2006        2000139541       153               ins               237,306
 2/28/2006        2000139556       153               ins               262,400
 2/28/2006        2000139690       153               ins                87,698
 2/28/2006        2000139702       153               ins                86,792
 2/28/2006        2000139723       153               ins               106,548
 2/28/2006        2000139726       153               ins               120,849
 2/28/2006        2000139746       153               ins               119,340
 2/28/2006        2000139761       153               ins                77,885
 2/28/2006        2000139766       153               ins               425,000
 2/28/2006        2000139789       153               ins               132,275
 2/28/2006        2000139794       153               ins                78,123
 2/28/2006        2000139842       153               ins               308,900
 2/28/2006        2000139853       153               ins               139,148
 2/28/2006        2000139866       153               ins               216,888
 2/28/2006        2000139881       153               ins               147,427
 2/28/2006        2000139886       153               ins               796,774
 2/28/2006        2000139899       153               ins               144,000
 2/28/2006        2000139908       153               ins               268,000
 2/28/2006        2000140005       153               ins               540,275
 2/28/2006        2000140564       153               ins               580,500
 2/28/2006        2000140581       153               ins               170,711
 2/28/2006        2000140606       153               ins               172,000
 2/28/2006        2000140750       153               ins               219,640
 2/28/2006        2000140756       153               ins               382,647
 2/28/2006        2000140890       153               ins                90,000
 2/28/2006        2000140900       153               ins               152,000
 2/28/2006        2000140908       153               ins               327,000
 2/28/2006        2000140965       153               ins               328,500
 2/28/2006        2000141057       153               ins               446,993
 2/28/2006        2000141075       153               ins               284,579
 2/28/2006        2000141077       153               ins               149,575
 2/28/2006        2000141091       153               ins                61,755
 2/28/2006        2000141127       153               ins               125,500


(page)



SCHEDULE B

MATERIAL INSTANCES OF NONCOMPLIANCE

No material instances of noncompliance: Balboa Insurance Company, including its wholly-owned subsidiaries Meritplan Insurance Company and Newport Management Company, have complied, in all material respects, with the aforementioned criterion from January 1, 2006 to September 1, 2006.





EX-33 (d)
(logo) Saxon Mortgage Services , Inc.

Certification Regarding Compliance with Applicable Servicing Criteria

1. Saxon Mortgage Services Inc. ("Saxon"), as Servicer, is responsible for assessing its compliance with the applicable servicing criteria, for the year ended December 31, 2006, under paragraph (d) of Item 1122 of Regulation AB. Such assessment is set forth herein in connection with asset-backed securities transactions subject to Regulation AB ("the Transactions"), described as such on Exhibit C, involving residential mortgage loans.

2. Saxon has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the period ended December 31, 2006, and, except as otherwise noted herein, Saxon elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto; as noted on the attached Exhibit A, criteria 1122(d)(4)(xi) and 1122(d)(4)(xii) were performed in whole or in part by Vendors who shall provide assertions and auditor attestations regarding their performance of the criteria.

3. Except as set forth in paragraph 4 below, Saxon used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria.

4. The criteria described as such on Exhibit A hereto are inapplicable to Saxon based on the activities it performs with respect to asset-backed securities transactions involving residential mortgage loans.

5. Saxon has complied, in all material respects, with the applicable servicing criteria as of and for the period ended December 31, 2006, except as noted on the attached Exhibit B.

6. Saxon has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria, or performance of certain discrete functions with regard to the servicing criteria, as of and for the period ended December 31, 2006, except as noted on the attached Exhibit B.

7. Saxon has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria, for the period ended December 31, 2006, except as noted on the attached Exhibit B.

8. A registered public accounting firm has issued an attestation report on Saxon's assessment of compliance with the applicable servicing criteria as of and for the period ended December 31, 2006.

We are a debt collector. Any Information obtained will be used for that purpose.

4708 Mercantile Drive North * Fort Worth, TX 76137-3605
P.O. Box 161489 * Fort Worth, TX 76161-1489 *  (817) 665-7200 *
Fax (817) 665-7400

(page)

March 15, 2007

Saxon Mortgage Services Inc.



/s/David Dill
David Dill
Chief Executive Officer and President

(page)

EXHIBIT A




                                                                                                        INAPPLICABLE
                                                                        APPLICABLE                       SERVICING
                  SERVICING CRITERIA                                  SERVICING CRITERIA                 CRITERIA

                                                                                   Performed by      Performed by
                                                                                   Vendor(s)         vendor(s)
                                                                     Performed   retained by Saxon  retained by Saxon
                                                                     Directly       for which        for which Saxon       Otherwise
                                                                     by          Saxon is taking     is NOT taking      Inapplicable
Reference          Criteria                                          Saxon         Responsibility    Responsibility        Criteria
                   General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted
                  to monitor any                                     [X]^1&^2
                  performance or other triggers and events
                  of default in accordance with the
                  transaction agreements.

1122(d)(1)(ii)    If any material servicing activities are
                  outsourced to third
                  parties, policies and procedures
                  are instituted to monitor                          [X]
                  the third party's performance and
                  compliance with such servicing
                  activities.

1122(d)(1)(iii)   Any requirements in the transaction
                  agreements to
                  maintain a back-up servicer for the pool
                  assets are maintained.                                                                                     [X]

1122(d)(1)(iv)    A fidelity bond and errors and omissions
                  policy is in effect on the party
                  participating in the servicing function
                  throughout the reporting period in the
                  amount of coverage                                 [X]^1
                  required by and otherwise in accordance
                  with the terms of the transaction
                  agreements.

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited
                  into the appropriate custodial bank
                  accounts and related bank clearing accounts        [X]^1
                  no more than two business days of receipt,
                  or such other number of days specified in
                  the transaction agreements.

1122(d)(2)(ii)    Disbursements made via wire transfer on
                  behalf of an                                       [X]^3
                  obligor or to an investor are made only
                  by authorized personnel.

1122(d)(2)(iii)   Advances of funds or guarantees regarding
                  collections,cash flows or distributions,           [X]^1&^4
                  and any interest or other fees
                  charged for such advances, are made,
                  reviewed and approved as specified in the
                  transaction agreements.

1122(d)(2)(iv)    The related accounts for the transaction,
                  such as cash reserve accounts or accounts
                  established as a form of over
                  collateralization, are separately
                  maintained (e.g., with respect to                  [X]^1&^5
                  commingling of cash) as set forth in the
                  transaction agreements.

1122(d)(2)(v)     Each custodial account is maintained at a
                  federally insured
                  depository institution as set forth in
                  the transaction agreements. For purposes
                  of this criterion, "federally
                  insured depository institution" with
                  respect to a foreign                               [X]^1&^6
                  financial institution means a foreign
                  financial institution
                  that meets the requirements of Sec.
                  240.13k- 1(b)(1) of this
                  chapter.

1122(d)(2)(vi)    Unissued checks are safeguarded so as to
                  prevent unauthorized access.                       [X]^7


(page)



1122(d)(2)(vii)   Reconciliations are prepared on a monthly
                  basis for all asset-backed securities
                  related bank accounts, including
                  custodial accounts and related bank
                  clearing accounts.
                  These reconciliations:
                  (A) Are mathematically accurate;                   [X]^1&^5

                  (B) Are prepared within 30 calendar days
                  after the bank statement cutoff date,              [X]^1&^5
                  or such other number of days
                  specified in the transaction
                  agreements;

                  (C) Are reviewed and approved by someone
                  other than the
                  person who prepared the reconciliation;
                  and                                                [X]^1&^5

                  (D) Contain explanations for reconciling
                  items. These reconciling items are
                  resolved within 90 calendar days of                [X]^1&^5
                  their original identification, or such
                  other number of days
                  specified in the transaction agreements.

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those to
                  be filed with the Commission, are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports:

                  (A) Are prepared in accordance with
                  timeframes and other                               [X]^1&^8
                  terms set forth in the transaction
                  agreements;

                  (B) Provide information calculated in              [X]^1&^8
                  accordance with the terms
                  specified  in the transaction
                  agreements;

                  (C) Are filed with the Commission as
                  required by its rules                                                                                      [X]
                  and regulations; and

                  (D) Agree with investors' or the trustee's
                  records as to the total unpaid principal            [X]^1&^8
                  balance and number of pool assets
                  serviced by the servicer.

                  Amounts due to investors are allocated
                  and remitted in                                    [X]^l&^8
                  accordance with timeframes, distribution
1122(d)(3)(ii)    priority and other terms set forth in the
                  transaction agreements.

                  Disbursements made to an investor are
                  posted within two business days                    [X]^1&^8
                  to the servicer's investor
                  records, or such other number of days
                  specified in the transaction
1122(d)(3)(iii)   agreements.

                  Amounts remitted to investors per the
                  investor reports agree with cancelled
                  checks, or other form of payment, or               [X]^1&^8
1122(d)(3)(iv)    custodial bank statements.

                     Pool Asset Administration

                  Collateral or security on pool assets is
                  maintained as required by the                      [X]^1&^9             [X]^1&^9
                  transaction agreements or related pool
1122(d)(4)(i)     asset documents.

                  Pool assets and related documents are
                  safeguarded as                                     [X]^1&^10
1122(d)(4)(ii)    required by the transaction agreements.


(page)


                  Any additions, removals or substitutions
                  to the asset pool are made, reviewed and
                  approved in accordance with any                   [X]^1&^11
1122(d)(4)(iii)   conditions or requirements in the
                  transaction agreements.

                  Payments on pool assets, including any
                  payoffs, made in accordance with the
                  related pool asset documents are                   [X]^1
                  posted to the applicable servicer's
                  obligor records maintained no more than
                  two business days after receipt,or such
                  other number of days specified in the
                  transaction agreements, and allocated to
1122(d)(4)(iv)    principal, interest or other
                  items (e.g., escrow) in accordance with
                  the related pool asset documents.


1122(d)(4)(v)     The servicer's records regarding the pool
                  assets agree with the servicer's records
                  with respect to an obligor's unpaid                [X]
                  principal balance.

                  Changes with respect to the terms or
                  status of an obligor's
                  pool asset (e.g., loan modifications or
                  re-agings) are made,
                  reviewed and approved by authorized                [X]^1
                  personnel in accordance with the
                  transaction agreements and related
1122(d)(4)(vi)    pool asset documents.

                  Loss mitigation or recovery actions (e.g.,
                  forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated,
                  conducted and concluded in accordance              [X]^1
                  with the timeframes or other requirements
                  established by the
1122(d)(4)(vii)   transaction agreements.

                  Records documenting collection efforts
                  are maintained during the period a pool            [X]^1
                  asset is delinquent in accordance
                  with the transaction agreements. Such
                  records are maintained on at least
                  a monthly basis, or such other
                  period specified in the transaction
                  agreements, and
                  describe the entity's activities in
                  monitoring delinquent pool assets
                  including, for example, phone calls,
                  letters and payment rescheduling plans in
                  cases where delinquency is deemed temporary
1122(d)(4)(viii)  (e.g., illness or  unemployment).

                  Adjustments to interest                           [X]^1
                  rates or rates of return for pool
                  assets with variable rates are computed
1122(d)(4)(ix)    based on therelated pool asset documents.

                  Regarding any funds held in trust for an
                  obligor (such as escrow accounts):
1122(d)(4)(x)     (A) Such funds are analyzed, in accordance         [X]
                  with the obligor's pool asset documents,
                  on at least an annual basis, or such
                  other period specified in the transaction
                  agreements;
                  (B) Interest on such funds is paid, or
                  credited, to obligors                              [X]
                  in accordance with applicable pool asset
                  documents and state laws; and
                  (C) Such funds are returned to the obligor
                  within 30 calendar days of full
                  repayment of the related pool asset,               [X]^1
                  or such other number of days specified in
                  the transaction agreements.

                  Payments made on behalf of an obligor
                  (such as tax or insurance payments) are
                  made on or before the related
                  penalty or expiration dates, as indicated
                  on the appropriate
                  bills or notices for such payments,
                  provided that such                                                                   [X]^12
                  support has been received by the servicer
                  at least 30 calendar days prior to these
                  dates, or such other number of
1122(d)(4)(xi)    days specified in the transaction agreements.

                  Any late payment penalties in connection
                  with any payment to be made on behalf of
                  an obligor are paid from the servicer's                                              [X]^12
                  funds and not charged to the obligor,
                  unless the late payment was due to the obligor's
1122(d)(4)(xii)   error or omission.

                  Disbursements made on behalf of an obligor          [X]1
                  are posted within two business days to the
                  obligor's records maintained by
                  the servicer, or such other number of days
1122(d)(4)(xiii)  specified in the transaction agreements.

                  Delinquencies, charge-offs and uncollectible       [X]1
                  accounts are recognized and recorded
                  in accordance with the
1122(d)(4)(xiv)   transaction agreements.

                  Any external enhancement or other support,                                                        [X]
                  identified in Item 1114(a)(1) through (3)
                  or Item 1115 of this Regulation AB, is
                  maintained as set forth in the transaction
1122(d)(4)(xv)    agreements.



EXHIBIT B

In regards to Items 1122(d)4(i) and 1122(d)1(ii), based on a review of a sample of 45 loans, it was determined that 36 lien releases were not sent to consumers or to the recording jurisdiction, as appropriate, within the timeframes requirement by Saxon's guidelines, and in 1 case Saxon's guidelines were determined to be incorrect as to the required means of delivery of the lien releases. The delays in timeliness were caused by the failure of Saxon's vendor's database to upload data regarding payments-in-full provided by Saxon in order to produce lien releases in a timely manner.

Saxon has taken the following remedial actions to remedy the exceptions and to prevent exception going forward: Saxon has verified that all liens that were not timely released have been released. Saxon reviewed and updated its guidelines for lien releases in May 2006 and provided the updated guidelines to its vendor at that time. Saxon's vendor, at Saxon's direction, researched and detected the cause of the upload error and implemented a solution. Saxon contracted with a new vendor for lien releases, which consists of validating the number of payoffs sent from Saxon to the vendor and the vendor's receipt of the same number of payoffs. Additionally, the vendor reports are available on line to accommodate daily monitoring the number of loans in each state, the age of each item and the state time guideline.


EX-33 (e)
(logo) SWBC

9311 San Pedro | Suite 600 | San Antonio,Texas 78216
210.525.1241 | 1.800.527.0066 | FAX: 210.525.1240 | www.swbc.com


MANAGEMENT'S ASSERTION ON
COMPLIANCE WITH REGULATION AB CRITERIA


Southwest Business Corporation, SWBC, (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from September 5, 2006 (date of conversion) through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Section 229.1122(d)(1)(iv), (d)(4)(xi) and (d)(4)(xiii) of the Code of Federal Regulations (the "CFR") which the Asserting Party has concluded are applicable to the servicing of all loans of Saxon Mortgage Services, Inc., (the "Applicable Servicing Criteria").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified one material instance of noncompliance with the servicing criteria as set forth in Section 229.1122(d)
(4)(xi) of the CFR. This material instance of noncompliance is the result of one payment made after the expiration date of the insurance policy out of sixty payments tested. The Asserting Party has furthermore concluded that, with the exception of the aforementioned material instance of noncompliance, the Asserting Party has complied, in all material respects, with Sections 229.1122
(d)(1)(iv) and 229.1122 (d)(4)(xiii) of the CFR for all loans serviced for Saxon Mortgage Services, Inc.

Deloitte Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.

Southwest Business Corporation

/s/ Gary Dudley
Gary L. Dudley
President
March 8, 2007


INSURANCE * MORTGAGE * INVESTMENT SOLUTIONS





EX-33 (f)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (g)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) KPMG

100 North Tampa Street
Suite 1700
Tampa, FL 33602


Report of Independent Registered Public Accounting Firm

The Board of Directors
Fidelity National Information Services, Inc
FIS Tax Services (FIS)

We have examined management's assessment, included in the accompanying Management Compliance Statement that FIS Tax Services (FIS) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i) - (iv), Cash Collections and Administration (i) - (vii), Investor Remittances and Reporting (i) - (iv), and Pool Asset Administration (i) - (x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform , as of and for the period ending December 31, 2006. FIS has determined the following servicing criteria from 1122(d) (4) were applicable to the activities it performs with respect to the Platform.

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Management is responsible for FIS' compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about FIS' compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about FIS' compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual residential mortgage loans that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and


(page)


(logo) KPMG

determining whether FIS processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by FIS during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by FIS during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on FIS' compliance with the servicing criteria.

In our opinion, management's assessment that FIS complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Tampa, Florida
January 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.



2





EX-34 (c)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm



The Board of Directors
Balboa Insurance Company:


We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Balboa Insurance Company, including its wholly owned subsidiaries, Meritplan Insurance Company and Newport Management Corporation (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for pools of loans, underlying publicly issued residential mortgage-backed securities that were issued on or after January 1, 2006 by Saxon Mortgage Services, Inc., on which escrow payments were disbursed from January 1, 2006 to September 1, 2006 (the Platform), specifically
Item 1122(d)(4)(xi), only as it relates to: (1) processing the obligor's hazard insurance information the Company receives; (2) providing Saxon Mortgage Services, Inc. with the applicable hazard insurance effective date, payment amount, and payee (collectively, Insurance Information); (3) providing the Insurance Information to Saxon Mortgage Services, Inc. no later than 5 days prior to the applicable expiration date as indicated in the Insurance Information; and (4) disbursing escrowed insurance payments to insurance carriers on or before the applicable expiration date, as of and for the period from January 1, 2006 to September 1, 2006. The Company has determined that no other servicing criteria are applicable to the activities it performs with respect to the Platform. Schedule A to the Assessment of Compliance with Applicable Servicing Criteria lists the individual loans identified by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


In our opinion, management's assessment that the Company complied with the aforementioned servicing criterion as of and for the period from January 1, 2006 to September 1, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Los Angeles, California
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


2





EX-34 (d)
(logo) Deloitte

Deloitte & Touche LLP
Suite 800
1750 Tysons Boulevard
McLean, VA 22102-4219
USA

Tel: 703-251-1000
Fax: 703-251-3400
www.us.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Operating Committee
Saxon Mortgage Services, Inc.

We have examined Saxon Mortgage Services, Inc.'s (the Company's) compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Residential Mortgage Loans Platform (the Platform) described in the Certification Regarding Compliance with the Applicable Servicing Criteria (the "Certification") as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), 1122
(d)(3)(i)(C), 1122 (d)(4)(xi), 1122 (d)(4)(xii), and 1122 (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Exhibit C to the Certification identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in Exhibit A of the Certification, for servicing criteria 1122
(d)(4)(i) the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

Member of
Deloitte Touche Tohmatsu

(page)




Our examination disclosed the following instances of material noncompliance with 1122(d)(1)(ii) and 1122 (d)(4)(i) applicable to the Company during the year ended December 31, 2006. The Company failed to maintain adequate monitoring procedures over one vendor, who provided a service for recording lien releases. In 36 out of 45 loans tested, the Company failed to ensure that lien releases were sent to consumers or to the recording jurisdiction, as appropriate, within the timeframes specified in the transactions agreements and therefore did not maintain proper collateral or security on the pool assets as required by the transaction agreements.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable servicing criteria for the Residential Mortgage Loans Platform as of and for the year ended December 31, 2006.

Exhibit B to the Certification includes management's responses to the material noncompliance identified in our examination. Such responses have not been subjected to the procedures applied in our examination and, accordingly, we do not express an opinion or provide any form of assurance on the appropriateness of the responses or the effectiveness of any corrective actions described therein.

/s/Deliotte & Touche LLP


McLean, Virginia
March 15, 2007

-2-





EX-34 (e)
(logo) Deloitte

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, TX 77002-4196
USA

Tel: +1 713 982 2000
Fax: +1 713 982 2001
www.deloitte.com


Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southwest Business Corporation


We have examined Southwest Business Corporation's (the Company's) compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all loans serviced for Saxon Mortgage Services, Inc., (the Platform) described in the accompanying Management's Assertion on Compliance with SEC Regulation AB Servicing Criteria for the period from September 5, 2006 through December 31, 2006, excluding criteria 1122 (d) 1(i), 1(ii), 1(iii), 2(i), 2(ii), 2(iii), 2(iv), 2(v), 2(vi), 2(vii), 3(i),
3(ii), 3(iii), 3(iv), 4(i), 4(ii), 4(iii), 4(iv), 4(v), 4(vi), 4(vii), 4(viii),
4(ix), 4(x), 4(xii), 4(xiv) and 4(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with 1122
(d)(4)(xi) applicable to the Company during the year ended December 31, 2006: on a sample of sixty (60), one insurance premium was paid after the policies' expiration date.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Saxon Mortgage Services, Inc. Mortgage Loans Platform, in all material respects.


/s/ Deloitte & Touche LLP

Houston, TX
March 8, 2007


Member of
Deloitte Touche Tohmatsu





EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (d)
(logo) Saxon Mortgage Services, Inc.



Officer's Certificate
Section 229.1123 Servicer compliance statement.


Saxon Mortgage Services Inc. ("Saxon"), as Servicer, is responsible, under Item 1123 of Regulation AB, for assessing its compliance with the requirements of the Transaction Agreements applicable to it for the transactions listed on Exhibit B, for the year ended December 31, 2006.

I, David Dill, hereby certify that I am an Authorized Officer of Saxon Mortgage Services, Inc., and further certify that:


(i) I have reviewed Saxon's activities during the reporting period and its performance under the applicable Transaction Agreement has been made under my supervision.

(ii) To the best of my knowledge, based on such review, Saxon has fulfilled all of its obligations under the Transaction Agreements in all material respects, throughout the reporting period. We have noted certain exceptions to the performance of the servicing criteria contained in Reg AB Section 1122(d) in our assessment of performance of the servicing criteria, which such exceptions are noted in the attached Exhibit A.


(page)


March 15, 2007
Saxon Mortgage Services Inc.


/s/ David Dill
David Dill
Chief Executive Officer and President


(page)


EXHIBIT A



"In regard to Items 1122(d)(4)(i) and 1122(d)(1)(ii), based on a review of a sample of 45 loans, it was determined that 36 lien releases were not sent to consumers or to the recording jurisdiction, as appropriate, within the timeframes requirement by Saxon's guidelines, and in 1 case Saxon's guidelines were determined to be incorrect as to the required means of delivery of the lien releases. The delays in timeliness were caused by the failure of Saxon's vendor's database to upload data regarding payments-in-full provided by Saxon in order to produce lien releases in a timely manner.

Saxon has taken the following remedial actions to remedy the exceptions and to prevent exceptions going forward: Saxon has verified that all liens that were not timely released have been released. Saxon reviewed and updated its guidelines for lien releases in May 2006 and provided the updated guidelines to its vendor at that time. Saxon's vendor, at Saxon's direction, researched and detected the cause of the upload error and implemented a solution. Saxon contracted with a new vendor for lien releases and has implemented daily monitoring over the vendor's process of producing lien releases, which consists of validating the number of payoffs sent from Saxon to the vendor and the vendor's receipt of the same number of payoffs. Additionally, the vendor reports are available on line to accommodate daily monitoring the number of loans in each state, the age of each item and the state time guideline."


(page)


EXHIBIT B



ACE Securities Corp. Home Equity Loan Trust, Series 2006-NC1
ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP1
GSAA Home Equity Trust 2006-2
IXIS Real Estate Capital Trust 2006-HE1
IXIS Real Estate Capital Trust 2006-HE2
IXIS Real Estate Capital Trust 2006 2006-HE3
Morgan Stanley IXIS Real Estate Capital Trust 2006-1
Morgan Stanley IXIS Real Estate Capital Trust 2006-2
Morgan Stanley ABS I Inc. Trust 2006-HE8
Merrill Lynch Mortgage Investors Trust, 2006-RM3
Saxon Asset Securities Trust 2006-1
Saxon Asset Securities Trust 2006-2
Saxon Asset Securities Trust 2006-3
Soundview Home Loan Trust 2006-EQ 1




We are a debt collector. Any Information obtained will be used for that purpose.

4708 Mercantile Drive North * Fort Worth, TX 76137-3605
P.O. Box 161489 * Fort Worth, TX 76161-1489 * (817) 665-7200
* Fax (817) 665-7400





EX-35 (f)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

GS Mortgage Securities Corporation
85 Broad Street
New York, NY 10004

RE: Annual Statement As To Compliance for GSAA Home Equity Trust 2006-2

Per Section 13.04 of the Master Servicing and Trust Agreement, dated as of 1/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer, has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.

Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.


Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (g)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

GS Mortgage Securities Corporation
85 Broad Street
New York, NY 10004

RE: Annual Statement As To Compliance for GSAA Home Equity Trust 2006-2

Per Section, 13.07 of the Master Servicing and Trust Agreement, dated as of 1/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:


(i) A review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer, has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A


Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.


Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.